Form 10-K405
period 1996-12-31
IMC HOME EQUITY LOAN TRUST 1996-4
filed 1997-04-03
CIK 1026763

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______.

                       Commission File Number 333-4911-01
                                              -----------

                       IMC HOME EQUITY LOAN TRUST 1996-4
             (Exact name of registrant as specified in its charter)

                 New York                                     13-3902498
    --------------------------------                     --------------------
     (State of other jurisdiction of                        (I.R.S. Employer
      Incorporation or organization)                      Identification No.)

c/o The Chase Manhattan Bank
Structured Finance Services
450 West 33rd Street, New York, NY                            10001-2697
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (813) 932-2211
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered:

         None                                          None
---------------------               ------------------------------------------

                                      None
------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No   .
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                 Not Applicable

                       IMC HOME EQUITY LOAN TRUST 1996-4
                                     INDEX

                                                                                   Page
PART I   ...............................................................             3
         ITEM 1   -  BUSINESS...........................................             3
         ITEM 2   -  PROPERTIES.........................................             3
         ITEM 3   -  LEGAL PROCEEDINGS..................................             3
         ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS...............................................             3

PART II  ...............................................................             3
         ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS ..........................             3
         ITEM 6   -  SELECTED FINANCIAL DATA ...........................             3
         ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........             3
         ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......             4
         ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE  ..............             4

PART III ...............................................................             4
         ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT............................................             4
         ITEM 11  - EXECUTIVE COMPENSATION .............................             4
         ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                  OWNERS AND MANAGEMENT ................................             4
         ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................             7

PART IV  ...............................................................             7
         ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K...................................             7
SIGNATURES..............................................................             8
INDEX TO EXHIBITS.......................................................             9

                                     PART I

ITEM 1 - BUSINESS

         Not Applicable

ITEM 2 - PROPERTIES

         Not Applicable

ITEM 3 - LEGAL PROCEEDINGS

         The Depositor is not aware of any material pending legal proceedings involving either the IMC Home Equity Loan Trust 1996-4 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated October 1, 1996, among The Chase Manhattan Bank, as trustee (the "Trustee"), IMC Securities, Inc., as depositor (the "Depositor") and Industry Mortgage Company, L.P., as servicer (the "Servicer"); the Trustee; the Depositor or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

         To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates and Class A-6 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of February 13, 1997, there were 14 holders of the Class A-1 Certificates, 1 holder of the Class A-2 Certificates, 13 holders of the Class A-3 Certificates, 3 holders of the Class A-4 Certificates, 3 holders of the Class A-5 Certificates and 1 holder of the Class A-6 Certificates.

ITEM 6   -  SELECTED FINANCIAL DATA

         Not Applicable

ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was $257,092.07.

ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes of accountants or disagreements on accounting or financial disclosures between Industry Mortgage Company, L.P. (the "Issuer") and its accountants.

                                    PART III

ITEM 10  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11  - EXECUTIVE COMPENSATION

         Not Applicable

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth (I) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------
Class A-1

Bankers Trust Company                       $25,882,201.43             25.47%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.             $20,792,035.15             20.46%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------
(continued)
Chase Manhattan Bank                        $19,844,746.58             19.53%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Chase Manhattan Bank/Chemical               $ 8,627,400.48              8.49%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

SSB-Custodian                               $ 8,627,400.48              8.49%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA 02105-1631

Class A-2

PNC Bank, N.A./Pittsburgh                   $40,131,000.00            100.00%
One PNC Plaza, 9th Floor, 249 5th Avenue
Pittsburgh, PA 15222-7707

Class A-3

Bankers Trust Company                       $15,250,000.00             26.08%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.             $ 7,650,000.00             13.08%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                        $21,172,000.00             36.21%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Citicorp Services, Inc.                     $ 3,000,000.00              5.13%
P.O. Box 30576
Tampa, FL 33630-3576

Northern Trust Company                      $ 3,150,000.00              5.39%
801 S. Canal C-In
Chicago, IL 60607

Witter (Dean) Reynolds, Inc.                $ 5,000,000.00              8.55%
5690 West Cypress Street
Tampa, FL 33607

Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------
(continued)

Class A-4
Chase Manhattan Bank                        $49,189,000.00             95.63%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Class A-5

Boston Safe Deposit & Trust Co.             $ 5,000,000.00             30.40%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                        $ 8,445,000.00             51.35%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Citicorp Services, Inc.                     $ 3,000,000.00             18.24%
P.O. Box 30576
Tampa, FL 33630-3576

Class A-6

Chase Manhattan Bank/Chemical               $25,711,000.00             100.0%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         [None]

                                   Part IV

ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  Not applicable.

         2.       Financial Statement Schedules:

                  Not applicable.

         3.       Exhibits:

                    EXHIBIT NO.                                        DESCRIPTION
                    -----------                                        -----------
                           99.1                      Statement of Compliance of the Servicer.


                           99.2                      Annual Report of Independent Accountants
                                                     with respect to the Servicer's overall servicing
                                                     operations.

                           99.3                      Annual compilation of Monthly Trustee's
                                                     Statement.

(b)      Reports on Form 8-K

2 reports on Form 8-K have been filed by the issuer during the period covered by this report.

DATE OF REPORTS ON FORM 8-K                               ITEMS REPORTED/FINANCIAL
                                                             STATEMENTS FILED

November 25, 1996                                    Trustee's Monthly Report for the October
                                                     Monthly Period.

December 26, 1996                                    Trustee's Monthly Report for the November
                                                     Monthly Period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   By:      IMC Securities, Inc.,
                   As Depositor

                            By: /s/ Thomas G. Middleton
                            ------------------------------------------------
                            Name:    Thomas G. Middleton
                            Title:   President, Chief Operating Officer,
                                     Assistant Secretary and Director

                            By: /s/ Stuart D. Marvin
                            -------------------------------------------------
                            Name:    Stuart D. Marvin
                            Title:   Chief Financial Officer

Date: March 28, 1997

                               INDEX TO EXHIBITS

                                   Item 14(C)

    EXHIBIT NO.                                        DESCRIPTION
    -----------                                        -----------
           99.1                      Statement of Compliance of the Servicer.


           99.2                      Annual Report of Independent Accountants
                                     with respect to the Servicer's overall servicing
                                     operations.

           99.3                      Annual compilation of Monthly Trustee's
                                     Statement.